Form 10-Q
period 2015-03-31
Greys Corp
filed 2015-05-19
CIK 1610837

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

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

                               780-442-0450
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             May 19,2015

Common Stock, par value $0.0001               10,848,000

Documents incorporated by reference:            None

______________________________________________________________


                      CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                 2-5

Notes to Unaudited Condensed Financial Statements        6-8

______________________________________________________________________


                            GREYS CORPORATION
            (Formerly Fall Valley Acquisition Corporation)
                           CONDENSED BALANCE SHEETS

 ASSETS
  ------                                      March 31,       December 31,
					        2015             2014
                                             -----------      -----------
                                             (unaudited)        (audited)

  Current assets

    Cash                                     $    25,079        $     -
    Interest receivable                            2,140              -
    Advances to Closed Loop Investments Ltd.      50,000              -
    Advances to Greys Paper Recycling
       Industries LP                              396,345             -
                                             ------------      ----------
       Total assets                          $    473,564       $     -
                                             ============       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities

     Accounts payable and
       Accrued liabilities                   $     62,710       $    400
                                             ------------       ----------
        Total liabilities                    $     62,710       $    400
                                             ------------       ----------
  Stockholders' equity (deficit)
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of March 31,
    2015                                               -              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 10,848,000 shares issued
    and outstanding as of March 31, 2015            1,085             325

    Discount on Common Stock                         (325)           (325)

    Additional paid-in capital                    491,497             257

  Accumulated deficit                             (81,403)            (657)
                                                ------------      _________
      Total stockholders' equity (deficit)        410,854             (400)
                                                ------------      _________
      Total liabilities and stockholders'
         deficit                                $ 473,564        $     -
                                                ============      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


----------------------------------------------------------------------

                            GREYS CORPORATION
                 UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                               For the three months
                                               ended March 31, 2015
                                                -----------------

    Revenue                                      $            -

    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -
    Salaries and wages                                   60,000
    Operating expenses                                   22,886
                                                  -----------------
    Operating loss                                      (82,886)
    Other income                                          2,140
                                                  -----------------
    Loss before income taxes                            (80,746)
                                                 ==================
    Income tax expense                                        -

    Net loss                                     $      (80,746)
                                                 ==================

    Loss per share - basic and diluted           $        (0.01)
                                                 ==================

    Weighted average shares-basic and diluted           6,204,778
                                                 ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.


--------------------------------------------------------------------
                            GREYS CORPORATION
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                                 For the three
                                                 months ended
                                                 March 31, 2015
                                                ------------------

OPERATING ACTIVITIES

   Net loss                                      $        (80,746)
                                                 ------------------
   Changes in Operating Assets and Liabilities
       Interest receivable                                 (2,140)
       Accounts payable and Accrued liabilities            62,310
                                                 ------------------
       Net cash used in operating activities              (20,576)
                                                 ------------------
INVESTING ACTIVITIES
    Advances to related parties                  $       (446,345)
                                                 ------------------
       Net cash used in investing activites      $       (446,345)

FINANCING ACTIVITIES
    Issuance of common stock for cash            $        492,000
                                                 ------------------
       Net cash from financing activities        $        492,000

   Net increase in cash                                    25,079

   Cash, beginning of period                                    -
                                                 ------------------
    Cash, end of period                            $       25,079
                                                 ==================


 The accompanying notes are an integral part of these unaudited condensed financial statements

--------------------------------------------------------------------
                            GREYS CORPORATION
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Greys Corporation ("Greys" or "the Company") was incorporated on May 20,
2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions,
under the name Fall Valley Acquisition Corporation.   The Company changed
its name to Greys Corporation on November 7, 2014. The Company's operations to date have been limited to issuing shares to its original shareholders.
The Company began raising additional capital and commenced operations in the quarter ended March 31, 2015.

NOTE 2  BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. There were no cash equivalents at March 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31 2015 or December 31, 2014.

______________________________________________________________________

                            GREYS CORPORATION
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 or December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

REVENUE RECOGNITION

The Company's revenue is derived from providing temporary staffing services to its clients. The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015 or December 31, 2014, there are no outstanding dilutive securities.

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

NOTE 4 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the periods ended March 31, 2015 and December 31, 2014. The Company had an accumulated deficit of $81,403 as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

______________________________________________________________________

                           GREYS CORPORATION
                Notes to Unaudited Condensed Financial Statements

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

NOTE 5 - ADVANCES TO RELATED PARTIES

The Company has made advances to Closed Loop Investments Ltd., related by significant common ownership. These advances amounted to $50,000 for the quarter ending March 31, 2015 (period ending December 31, 2014 - $nil) for a total balance at March 31, 2015 of $50,000 (December 31, 2014 - $nil). The advances bear interest at 5%, are unsecured, and have no set terms of repayment. Total interest earned on these advances for the quarter ended March 31, 2015 was $240. The Company is not considered as the primary beneficiary of Closed Loop Investments Ltd.

The Company has made advances to Grey's Paper Recycling Industries Limited Partnership, related by significant common ownership. These advances amounted to $396,345 for the quarter ending March 31, 2015 (period ending December 31, 2014 - $nil) for a total balance at March 31, 2015 of $396,345 (December 31, 2014 - $nil). The advances bear interest at 5%, are unsecured, and have no set terms of repayment. Total interest earned on these advances for the quarter ended March 31, 2015 was $1,900. The Company is not considered as the primary beneficiary of Grey's Paper Recycling Industries Limited Partnership.

These advances and transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity
(DSE) in its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception. We do not believe the adoption of ASU No. 2014-10 will have significant impact on our financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company's financial statements.

NOTE 7   STOCKHOLDERS' EQUITY

On February 24, 2015, the Company issued 7,598,000 common shares for $492,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015, 10,848,000 shares of common stock and no preferred stock were issued and outstanding.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Greys Corporation ("Greys" or the "Company") was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

     Rajan ahluwalia is the sole director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer.

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

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur. It is actively pursuing the following avenues of development:

      No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

     If and when the Company chooses to enter into a business combination or enter into other significant agreements or associations, it will file a Form 8-K. The Company anticipates that it may also file a registration statement after such business transaction is effected.

     As of March 31, 2015, the Company had not generated revenues and for the three months ended March 31, 2015 the Company had a net loss of $80,746.

     The Company's independent auditors have issued a report as of and for the period from May 2014 (inception) to December 31, 2014, raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       Since inception, the Company has issued 20,000,000
common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On May 20, 2014, the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

On November 17, 2014, the Company redeemed 19,750,000 of the outstanding 20,000,000, pro rata, from the holders thereof. The Company issued 3,000,000 shares on November 18, 2014 to Rajan Ahluwalia, its sole officer and director.

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

                            GREYS CORPORATION


                            By:   /s/ Rajan Ahluwalia
                                  President, Chief Financial Officer

Dated:   May 19, 2015