Form 10-Q
period 2015-06-30
Greys Corp
filed 2015-08-19
CIK 1610837

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number                                   000-55228

GREYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1376029
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Corporate Ridge II

18001 West 106th Street

Olathe, KS 66061

(Address of principal executive offices) (zip code)

913-712-4226

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 19, 2015

Common Stock, par value $0.0001	13,932,500

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-5

Notes to Unaudited Condensed Financial Statements	6-8

GREYS CORPORATION

(Formerly Fall Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets
Cash	$33,478	$-
Interest receivable	12,819	-
Advances to related parties	1,291,345	-
Total assets	$1,337,642	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$121,479	$-
Total liabilities	121,479	-

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 13,932,500 and 3,250,000 shares issued and outstanding as of June 30, 2015 and and December 31, 2014, respectively	1,395	325
Discount on Common Stock	(325)	(325)
Additional paid - in capital	1,386,337	657
Accumulated deficit	(171,244)	(657)
Total stockholders' equity	1,216,163	-
Total liabilities and stockholders' equity	$1,337,642	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREYS CORPORATION

(Formerly Fall Valley Acquisition Corporation)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	For the period from inception (May 20, 2014) to June 30, 2014

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Salaries and wages	60,000	120,000	-
Operating expenses	40,520	63,406	707
Operating loss	(100,520)	(183,406)	(707)

Other income	10,679	12,819	0

Loss before income taxes	(89,841)	(170,587)	(707)

Net loss	$(89,841)	$(170,587)	$(707)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.00)

Weighted average shares - basic and diluted	12,993,192	9,617,738	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREYS CORPORATION

(Formerly Fall Valley Acquisition Corporation)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015	For the period from inception (May 20, 2014) to June 30, 2014
OPERATING ACTIVITIES
Net loss	$(170,587)	$(707)
Non-cash adjustments to reconcile net loss to net cash:
Changes in operating assets and liabilities:
Expenses paid by stockholder and contributed as capital	-	707
Interest receivable from related party	(12,819)	-
Accounts payable and accrued liabilities	121,479	-
Advances to related parties	(1,291,345)	-
Net cash used by operating activities	(1,353,272)	-
FINANCING ACTIVITIES
Funds raised by share issuance	$1,386,750	$-
Net cash provided by financing activities	1,386,750	-
Net increase in cash	33,478	-
Cash, beginning of period	-	-
Cash, end of period	$33,478	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREYS CORPORATION

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Greys Corporation ("Greys" or "the Company") was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions, under the name Fall Valley Acquisition Corporation. The Company changed its name to Greys Corporation on November 7, 2014. The Company's operations to date include issuing shares to its original shareholders, acquiring office space leased in Olathe, KS and assigning new members to our Board of Directors including a Chairman of the Board. The Company has also begun the process of designing the plant to be located in Lawrence County, KS with a team of engineers, including accessing necessary permits to proceed with the erection of the plant. The Company began raising additional capital and commenced operations in the quarter ended June 30, 2015.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from the Company's audited condensed financial statements as of that date, and the unaudited interim financial information of the Company as of and for the three and six months ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed interim financial statements should be read in conjunction with our audited condesned financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015 and December 31, 2014, there were no outstanding dilutive securities.

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

NOTE 4 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the periods ended June 30, 2015 and December 31, 2014. The Company had an accumulated deficit of $171,244 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 5 - ADVANCES TO RELATED PARTIES

The Company has made advances to Closed Loop Investments Ltd., related by significant common ownership. These advances amounted to $10,000 for the three months ended June 30, 2015 and $0 for the period from inception (September 25, 2014) to December 31, 2014, for a total balance as of June 30, 2015 of $60,000 and $0 as of December 31, 2014. The advances bear no interest, are unsecured, and have no set terms of repayment.

The Company has made advances to Grey’s Paper Recycling Industries Limited Partnership, related by significant common ownership. These advances amounted to $835,000 for the three months ended June 30, 2015 and $0 for the period from inception (September 25, 2014) to December 31, 2014, for a total balance as of June 30, 2015 of $1,231,345 and $0 as of December 31, 2014. The advances bear interest at 5%, are unsecured, and have no set terms of repayment. Total interest earned on these advances for the quarter ended June 30, 2015 was $10,679 and for the six months ended June 30, 2015 was $12,819.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10—Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 7 - STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2015, the Company issued 3,084,500 common shares for $894,750 in cash. During the six months ended June 30, 2015, the Company issued 10,682,500 common shares for $1,386,750 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 13,932,500 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Greys Corporation ("Greys" or “the Company") was incorporated on May 20, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company filed a registration statement on Form S-1 on July 9, 2015, for the offer and sale of 1,848,000 shares of common stock by the certain shareholders thereof at a price of $1.00 per share. There is not currently a market for the Company’s shares.

On June 18, 2014, the Company filed a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 registering its common stock. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company intends to establish paper recycling facilities across the United States.

In November 2014, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then-existing officers and directors. In connection with the change of control, the Company changed its name from Fall Valley Acquisition Corporation to Greys Corporation.

On February 1, 2015, Greys Corporation entered into a Sub-License Agreement with respect to certain assets (the “Sub-License”) with Greys Paper Recycling Industries Limited Partnership, a company organized under the laws of the Province of Alberta in Canada (“Greys Canada”). The purpose of the Sub-License was to develop the Company’s business and build substantive operations from this initial base of assets. Greys Canada is controlled, operated and managed by the Company’s president and director, Rajan Ahluwalia.

The Company plans to develop and operate paper recycling facilities in the United States. Each anticipated facility will utilize unique equipment and processing technologies to manufacture recycle paper into reusable products. The management of the Company is currently an officer of Greys Canada, which operates a city-wide paper-recycling program in Edmonton, Alberta in Canada. Greys Canada currently utilizes the model intended for the Company’s planned operations in the United States facilities in that the goal is to capture vast quantities of paper and recycle such paper through unique equipment to produce new paper products. Those new paper products are then sold back to the originator of the paper and others for reuse. The recycling facilities are anticipated to be located near large paper generators which will facilitate ease of transport, collection and redistribution.

Rajan Ahluwalia is a director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer. There are three directors of the Company.

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

As of June 30, 2015, the Company had not generated revenues and for the six months ended June 30, 2015, the Company had a net loss of $170,587.

The Company's independent auditors have issued a report as of and for the period from May 20, 2014 (inception) to December 31, 2014, raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

There is no assurance that the Company will ever be profitable.

Results of Operations

The Company reported a net loss of $89,841 and $170,587 for the three and six months ended June 30, 2015, respectively, which resulted primarily from an operating loss of $100,520 and $183,406, respectively. The Company had no revenue and no cost of revenue for the three and six months ended June 30, 2015.

Liquidity and Capital Resources

The Company had cash of $33,478 and $0 as of June 30, 2015 and December 31, 2014, respectively. The Company had working capital of $1,216,163 and $0 as of June 30, 2015 and December 31, 2014, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The Company does not have any contractual obligations.

Seasonal Aspects

There were no seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations.

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

Based upon that evaluation, the Company's principal executive officer (who is also the principal financial officer)believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2014, the Company issued 20,000,000 shares of its common stock to two shareholders of which 19,750,000 were redeemed, pro rata, on November 17, 2014.

On November 18, 2014, the Company issued 3,000,000 shares on November 18, 2014 to Rajan Ahluwalia, its then sole officer and director as part of the change in control.

During 2015, the Company has issued 7,598,000 shares of its common stock to 45 investors pursuant to executed subscription agreements under a Regulation D offering. The Company filed a Form D in May 2015.

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

Dated: August 19, 2015

